Form 10-Q
period 1998-09-30
BOGUE ELECTRIC MANUFACTURING CO
filed 1998-12-01
CIK 12953

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    QUARTER FOR THE ENDED - September 30, 1998      COMMISSION FILE NUMBER 0-965



              BOGUE ELECTRIC MANUFACTURING COMPANY AND SUBSIDIARIES
                              (name of registrant)


       NEW JERSEY                                                22-1437844
(state of incorporation)                                   (IRS employer number)


                              100 PENNSYLVANIA AVE
                           PATERSON, NEW JERSEY 07509
                               (principal address)

                                 (201) 523-2200
                               (telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of shares of common stock outstanding at September 30, 1998 was 1,272,539.

                 BOGUE ELECTRIC MANUFACTURING CO. & SUBSIDIARIES

                           FORM 10Q - QUARTERLY REPORT

                                      INDEX


PART 1 - FINANCIAL INFORMATION:                                        PAGE
                                                                       ----

Accountant's Report                                                    1

Balance Sheet - September 30, 1998                                     2-3

Statement of Operations for the Nine months
ended September 30, 1998 and 1997
with Earnings per common Share computations                            4

Statement of Cash Flows for the Nine months
ended September 30, 1998 and 1997                                      5

Notes to the Financial Statements
as of September 30, 1998 and 1997                                      6 - 11

Management's Discussion and Analysis of the
Statement of Operations and Financial Condition                        12


PART II - OTHER INFORMATION:

ITEMS 1 - 6                                                            13

SIGNATURES                                                             14

To the Stockholders and Board of Directors
Bogue Electric Manufacturing Company
Paterson, New Jersey 07059


The accompanying balance sheet of Bogue Electric Manufacturing Company as of September 30, 1998 and 1997 and the related statements of operations, retained earnings (deficit), and cash flows for the periods ended September 30, 1998 and 1997 were not audited by us, and accordingly, we do not express an opinion on them.

We are not independent with respect to Bogue Electric Manufacturing Company.


October 31, 1998                                           MARSAN ASSOCIATES, PC

BOGUE ELECTRIC MANUFACTURING COMPANY
BALANCE SHEET
(UNAUDITED)


                            ASSETS
                                                           September 30,
                                                  -----------------------------
CURRENT ASSETS:                                       1998              1997

Cash and Cash Equivalents                         $     5,755       $    82,698
Accounts Receivable, Less allowance for
Doubtful Accounts of $5,000                            42,154           254,866
Inventory                                             143,518           169,491
Prepaid Expenses                                            0                 0
Other Current Assets                                        0                 0
                                                  -----------------------------

               TOTAL CURRENT ASSETS                   191,427           507,055


PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment                         1,450,259         1,450,259
Accumulated Depreciation                             (534,009)         (516,926)
                                                  -----------------------------

               Net Property, Plant & Equipment        916,250           933,333


NON CURRENT ASSETS:

Other Assets                                           11,000            11,000
                                                  -----------------------------
               Total Long Term Assets                  11,000            11,000
                                                  -----------------------------

               TOTAL ASSETS                       $ 1,118,677       $ 1,451,388
                                                  =============================


See accountants' report and accompanying notes

BOGUE ELECTRIC MANUFACTURING COMPANY
BALANCE SHEET
(UNAUDITED)


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                          September 30,
                                                                            ---------------------------------------
                                                                                1998                        1997
CURRENT LIABILITIES:
Accounts Payable                                                            $   140,154                    140,739
Accrued Expenses                                                                      0                      1,225
Current Portion of Long Term Debt                                               609,111                    615,000
Estimated Contract Losses                                                             0                          0
Due To Affiliates                                                                     0                          0
Due To Officers, Directors, & Shareholders                                            0                         --
Progress Payments Received                                                            0                          0
Other Current Liabilities                                                             0                     48,000
ECRA Reserve                                                                          0                          0
                                                                            ---------------------------------------

               TOTAL CURRENT LIABILITIES                                        749,265                    804,964

LONG TERM LIABILITIES:
Loans Payable - Less Current Maturities                                               0                          0
                                                                            ---------------------------------------
               TOTAL LONG TERM LIABILITIES                                            0                          0


STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock - $1.0 par value,
  Authorized - 2,500,000 shares
  Issued & Outstanding - 1,312,512 shares
  in 1992 and 1991                                                            1,315,039                  1,315,039
Capital In Exess Of Par Value                                                 1,013,422                  1,013,422
Accumulated Deficit                                                          (1,874,048)                (1,597,037)
                                                                            ---------------------------------------
                                                                                454,413                    731,424

LESS: Cost of Treasury Stock - 42,600 Shares                                    (85,000)                   (85,000)
                                                                            ---------------------------------------

               TOTAL STOCKHOLDERS' EQUITY                                       369,413                    646,424
                                                                            ---------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 1,118,677                $ 1,451,388
                                                                            =======================================


See accountants' report and accompanying notes

BOGUE ELECTRIC MANUFACTURING COMPANY
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
(UNAUDITED)

                                                                         Nine Months Ended                   Three Months Ended
                                                                           September 30,                        September 30,
                                                                  ------------------------------------------------------------------
                                                                       1998             1997              1998              1997
REVENUE:
  Sales                                                           $   562,701       $ 1,498,721       $   157,719       $   537,744

COSTS AND EXPENSES:
  Cost of Sales                                                       326,074         1,023,115            40,948           160,189
  Selling, General & Administrative                                   390,251           447,514           140,749           140,338
                                                                  ------------------------------------------------------------------
                                                                      716,325         1,470,629           181,697           300,527

OPERATING INCOME (LOSS)                                              (153,624)           28,092           (23,978)          237,217

OTHER INCOME (EXPENSE):
  Interest Expense                                                          0               813                 0               813
  Management Fees                                                           0                 0                 0                 0
  Other Income                                                          3,542           119,665                33            91,929

INCOME (LOSS) BEFORE TAXES AND
EXTRAORDINARY ITEMS                                                  (150,082)          148,570           (23,945)          329,959

INCOME TAXES                                                                0            17,398                 0            17,398
                                                                  ------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEMS                                    (150,082)          131,172           (23,945)          312,561

EXTRAORDINARY ITEMS:
  Extinguishment of Debt                                                    0                 0                 0                 0
  Gain on Sale of Assets                                                    0         3,473,040                 0                 0
                                                                  ------------------------------------------------------------------
                                                                            0         3,473,040                 0                 0

NET INCOME (LOSS)                                                 ($  150,082)      $ 3,604,212       ($   23,945)      $   312,561

RETAINED EARNINGS (DEFICIT) - Beginning of Period                  (1,723,966)       (5,201,249)       (1,850,103)       (1,909,598)
                                                                  ------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT) - End of period                        (1,874,048)       (1,597,037)       (1,874,048)       (1,597,037)
                                                                  ==================================================================

NET INCOME (LOSS) PER COMMON SHARE                                      (0.12)             2.83             (0.02)             0.25
                                                                  ==================================================================


See accountants' report and accompanying notes

BOGUE ELECTRIC MANUFACTURING COMPANY
STATEMENTS OF CASH FLOW
(UNAUDITED)


                                                                        Nine Months Ended                   Three Months Ended
                                                                           September 30,                       September 30,
                                                                  ------------------------------------------------------------------
                                                                       1998              1997              1998             1997
CASH FLOW FROM OPERATING ACTIVITIES:
  Cash Received from Customers                                        699,757         1,489,650                 0           529,329
  Cash paid to Suppliers and Employees                               (748,049)       (1,475,061)                0          (438,745)
    Interest Paid                                                           0                 0                 0                 0
    Interest and Dividends Received                                         0               813                 0               813
    Other Income                                                        3,542            36,332            (8,957)            8,596
    Taxes Paid                                                              0           (17,398)                0           (17,398)
                                                                  ------------------------------------------------------------------
Net Cash Provided (Used) By Operating Activities                      (44,750)           34,336            (8,957)           82,595
                                                                  ------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Shareholder/Director Loans                                                0                 0                 0                 0
  Extinguishment of Long Term Debt                                          0                 0                 0                 0
                                                                  ------------------------------------------------------------------

Net Cash Provided (Used) by Financing Activities                            0                 0                 0                 0
                                                                  ------------------------------------------------------------------

Net Increase (Decrease) in Cash                                       (44,750)           34,336            (8,957)           82,595
Cash At Beginning of Period                                            50,505            48,362            19,389               103
                                                                  ------------------------------------------------------------------

Cash at End of Period                                             $     5,755       $    82,698       $    10,432       $    82,698
                                                                  ==================================================================



RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net Income                                                        ($  150,082)      $ 3,604,212       ($   23,945)      $   312,561

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
  (Increase) Decrease in Accounts Receivable                          137,056            (9,071)           54,990            (8,415)
  (Increase) Decrease in Inventories                                        0                 0                 0                 0
  (Increase) Decrease in other Assets                                       0            (4,431)           (5,927)         (123,849)
  Increase (Decrease) in Accounts Payable                             (48,474)          (83,334)           42,836           (83,334)
  Gain on Debt Forgiveness                                                  0                 0                 0           (14,368)
  Increase (Decrease) in Other Current Liabilities                          0                 0           (70,439)                0
  Gain on Sale of Land & Building                                           -        (3,473,040)                0                 0
  Depreciation/Amortization                                            16,750                 0                 0                 0
                                                                  ------------------------------------------------------------------

TOTAL ADJUSTMENTS                                                     105,332        (3,569,876)           21,460          (229,966)
                                                                  ------------------------------------------------------------------

Net Cash Provided (Used) By Operating Activities                      (44,750)           34,336            (2,485)           82,595
                                                                  ==================================================================


See accountants' report and accompanying notes

BOGUE ELECTRIC MANUFACTURING COMPANY
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998 AND 1997

NOTE 1: Summary of Significant Accounting Policies

     Nature of Business - The Company began operations in 1892 in the State of New Jersey. It is engaged in the manufacture of electrical motors, generators, and related components, whose primary customer is the United States Government. All of the Company's wholly owned, inactive subsidiaries; Faith Manufacturing Co., Inc. BEMC, Bogue International (Virgin Islands), and Bogue International, Inc. were dissolved during 1994 and 1993. There were no intercompany transactions. The Company is registered with the Securities and Exchange Commission, and its stock is traded Over The Counter.

     Revenue Recognition - Sales and costs are recorded at the time of delivery under production contracts and as incurred under repair, spare parts, and research and development contracts. The Company did not have any research and development contracts for the current period. Contract costs include all direct material and labor costs along with those indirect costs related to contract performance, such as indirect labor, supplies, toolings, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are charged to expense in the period in which such losses are determined. Changes in job performance, conditions, and profitability are recognized in the period in which the revisions are determined. Contract settlements, which may arise as results of contract terminations or work order changes are recognized in the year of such settlements or changes.

     Inventories - Raw material inventories are valued at the lower of cost, (determined by the first-in, first-out method), or market. Work-in-process inventories are valued at accumulated cost less the estimated average cost of shipments invoiced to customers based as a percentage of the estimated total cost of the contract. Progress payments received against material costs incurred are classified as current liabilities until liquidated.

     Property, Plant & Equipment - Property, Plant & Equipment are recorded at cost. Depreciation and amortization is computed under the straight-line method, based on estimated useful lives. The cost of maintenance and repairs are charged to operations as incurred. All significant renewals and betterments are capitalized.

     Net Income (Loss) Per Common Share - Net income (loss) per common share is determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the current period end. Weighted average shares outstanding for the period was 1,315,039 shares.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates

     Concentration of Credit Risk - The Company maintains cash balances at a single financial institution located in Fairlawn, New Jersey. The balances are insured by the FDIC up to $100,000 at each account. The Company may, from time to time during the year, have cash balances exceeding this limit. At the current period end, the Company did not have any uninsured balances.

     Customer Risk - The United States Government, Department of Defense and related agencies is the Company's largest customer.

     Cash & Cash Equivalents - For purposes of the statement of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

NOTE 2: Financial Condition

The Company's current liabilities exceed its current assets by $482,095. Management has been negotiating with the FDIC and the USAF with respect to the outstanding debts owed these agencies. A settlement was reached with the FDIC as of May 31, 1996 in which $3,629,241 of principal and accrued interest was canceled in return for a settlement payment of $150,000. This has resulted in the recognition of debt cancellation income in the amount of $3,479,241.

As of the financial statement date, the Company has entered into a standby agreement with the Defense Finance Accounting Service (DFAS) pending final approval of a settlement agreement. The standby agreement provides for a one time setoff payment of $68,000, plus additional set off payments equal to 10% of all future payments due to Bogue Electric upon its invoicing of the DFAS under any existing or future contracts, until the final settlement agreement is approved.

The Company's manufacturing facility has been held for sale and/or lease for the past 6 years. To date, no firm orders have been received. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and the amounts and classifications of liabilities that might be necessary should the company be forced to terminate its operations.

NOTE 3: Due To/From Affiliates

Represents trade receivable/payable to B.F. Systems, Inc. for subcontractor services rendered by B.F. Systems, Inc. on behalf of the company or management and subcontracting services performed by the Company on behalf of B.F. Systems, Inc.

These amounts do not bear interest since they are revolving in nature and it is not management's intentions that they be construed as loans or investments. As of September 30, 1998 and 1997 the inter-affiliate account balance was $0 and $0, respectively.

NOTE 4: Loans Payable and Long Term Debt

     (A) United States Air Force

Loan dated August, 1977 at a rate of 8.125% with monthly payments of $3,800 first applied to interest. Loan is deemed to be default and has been classified as current.

     (B) Anthony Sabbatino & Henry Schinman

Three-year loan dated May 31, 1996. Terms of the loan do not require installment payments during the three- (3) year period. Repayment of principal and accrued interest at 11% due May 31, 1999. Lenders have the option of extending the term in three (3) year increments at the end of each period. These loans were paid in full upon the sale of the building to B.F. Systems, Inc.

                                         Balance as of September 30:
                                            1998             1997
                                         ---------------------------
                                (A)      $       -0-       $     -0-
                                (B)         609,111         615,000
                                (C)              -0-        150,000
                                         ---------------------------
                                           609, 111         765,000

   LESS: Current Portion                   (609,111)       (765,000)
                                         ---------------------------

   Long Term Portion                     $       -0-      $      -0-
                                         ===========================

NOTE 5: Other Current Liabilities

Primarily consists of accrued interest on the defaulted debt (see note 4) and accrued property taxes due to the City of Paterson along with accrued interest thereon accruing at 18%. Options to acquire the tax liens on two substantial parcels of land have been sold by the City of Paterson to investors unrelated to the Company. This liability was assumed by B.F. Systems, Inc as part of the purchase of the building by B.f. Systems, Inc.

NOTE 6: Secured Debt To Related Parties

Loans payable to shareholders, former shareholders, officers, and affiliated companies represents borrowing on a revolving basis in prior years. Such amounts include interest at 16% and do not have a stated maturity. On February 1, 1993 management (with the approval of the Board of Directors) agreed to sell certain assets, which collateralized this debt, in exchange for the cancellation of $1,200,000 in outstanding debt. The transaction has been accounted for as a sale/leaseback arrangement as of December 31, 1992. See Note 11. These loans were considered paid as part of the sale of the building to B.F. Systems, Inc.

NOTE 7: Income Taxes

The Company has adopted FAS 109 effective January 1, 1993. As a result of net operating losses incurred in prior years and use of these losses in future periods, the adoption of FAS 109 did not have a material effect on the financial statements. No deferred income tax benefits or liabilities have been recorded.

Net operating losses available as of December 31, 1997 for financial accounting and income tax purposes are approximately $0. These losses were fully utilized in 1996 and 1997.

The Company had General Business Credits in the amount of $131,000 representing credits for investment in property, plant and equipment (ITC), research and development, and new job creation in prior years. These credits were fully utilized in 1997.

NOTE 8: Commitments and Contingencies

The Company has various lawsuits, claims, commitments and contingencies arising from the conduct of business. However, in the opinion of management, they are not expected to have a material effect on the financial statements of the Company.

NOTE 9: Related Party Transaction

The Company performs certain services for B.F. Systems, Inc. (a corporation owned by two officers-directors) and B.F. Systems, Inc purchases certain materials on behalf of the Company and/or performs assembly functions for the Company. B.F., Systems, Inc receives the same payment terms as other unrelated customers. For the period ended September 30, 1998 and 1997, sales to B.F. Systems, Inc. were $350,000 and $300,000, respectively.

NOTE 10: Boiler Fire

The Company's heating system was significantly impaired as a result of a boiler fire in January, 1993. The Company properly maintains and regularly inspects the heating facilities. The damage to the boiler has rendered the main boiler inoperable. The Company received $94,151 in net insurance proceeds which it used switch from an oil based heating systems to a gas fired hot air system.

NOTE 11: Sale/Leaseback Transaction

In February, 1993 the Company entered into a sales/leaseback arrangement whereby all of its technical drawings, engineering data, quality control reports, blueprints, customer lists, contractual rights, tools and dyes, and other related assets were sold to the officers, directors, shareholders, former shareholders and affiliates in exchange for $1,200,000 in outstanding secured debt due these individuals and entities. The outstanding debt was collateralized by these assets via a UCC filing. These individuals and entities subsequently transferred, as a capital contribution, the assets under this arrangement to B.F. Systems, Inc. as permitted under the terms of the agreement, B.F. Systems, Inc. has the right to waive the royalty fee and/or interest, or to offset the amount due under this agreement against amounts that it may owe Bogue Electric. The Company has the right to utilize these assets for a period of ten (10) years in exchange for a royalty fee. The royalty fee is computed on a sliding scale as a cumulative percentage of gross sales per year as follows:

                  5% of the first $1.0 million in gross sales
           PLUS:  4% of the second $1.0 million in gross sales
           PLUS:  3% of the third $1.0 million in gross sales
           PLUS:  2% of the fourth $1.0 million in gross sales
           PLUS:  1% of the excess sales over $4.0 million

This agreement was cancelled in full satisfaction upon the sale of building to BF Systems, Inc. effective as of December 31, 1997.

NOTE 12: FDIC SETTLEMENT

As of May 31, 1996 the Company entered into a settlement agreement with the Federal Deposit Insurance Corporation, Division of Resolutions and Receiverships (herein after "FDIC"). The settlement agreement called for a one time payment of $150,000 in full satisfaction of all outstanding claims arising from mortgages held by the Broadway Bank & Trust and the FDIC as its successor in interest. The agreement also provided for the full satisfaction of all outstanding claims against a now defunct affiliate corporation, Ron Matic Systems, Inc. Debt cancellation income in the amount of $3,479,241 is reflected as an extraordinary item in the Company's financial statements.

NOTE 13: SALE OF BUILDING

During the first quarter of 1997 the Company sold its physical plant facilities to an affiliated corporation, B.F. Systems, Inc. for $2,830,000. The sale price was based upon third party estimate as to the value of the land and buildings after taking into account the outstanding property taxes, environmental clean up
(ECRA) issues, and the condition of the buildings. The terms of the sale called for B. F. Systems, Inc. to assume all outstanding tax liens, unpaid property taxes and environmental clean up expenses in addition to the cancellation of the sale/lease back agreement. The cancellation of the sales/lease back transaction required the return of all intangible assets previously acquired in that transaction (see note 11 for further discussion of the sales/leaseback transaction), and resulted in the Company recognizing the deferred gain of $720,000 into income in 1997.

                      BOGUE ELECTRIC MANUFACTURING COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


SIX MONTHS ENDED SEPTEMBER 30, 1998

Sales for the nine months ended September 30, 1998 were $562,701 representing a 62% decrease for the same period in 1997. The decrease in sales is related to the Company's inability to secure new contracts for spare parts orders on existing product lines or as a replacement on other vendor's products.

Selling, general and administrative expenses increased from $447,514 (29.86% of sales) in 1997 to $390,251 (69.35% of sales) in 1998. The increase as a percentage of sales is a function of the drastic drop in sales for the current period. The absolute change in expenses reflects an actual decrease of 13% for the same period last year. The reduction of SGA expenses reflects the cost reduction in personnel and overhead expenses as part of a continuing effort by management.

The net loss for the current period ended was $150,082 as compared to a net profit of $3,604,212 for the same period in 1997. The 1997 net profit is directly related to the sale of the land and building and the related recognition of the deferred gain under the sale/leaseback transaction that was terminated upon the sale of the land and building. This accounted for $3,473,040 of the net income reflected. Operating results posted a profit of $131,172.

LIQUIDITY AND FINANCIAL RESOURCES:

Stockholders' equity in the Company reflects a net equity of $ 369,413. Working capital has marginally improved, but continues to be a severe problem for the Company as it still is experiencing a restricted cash flow resulting from a majority of its vendors providing limited credit terms.

MATERIAL EVENT -  SALE OF LAND AND BUILDING

The company has sold its land and buildings to an affiliate in exchange for the assumption of tax liens and ECRA liabilities associated with the physical facilities, and the cancellation of the sale/leaseback transaction that occurred in February of 1993. The sale price for the facilities was $2,839,343 based upon the assumption of liabilities associated with the property and the return of the Company's intangible assets. The value is consistent with appraisals obtained by management regarding the land and buildings. The cancellation of the sale/leaseback transaction transfers intangible assets (including the name "Bogue Electric Manufacturing Company") back to the Company.

                                     PART II

               BOGUE ELECTRIC MANUFACTURING COMPANY & SUBSIDIARIES


ITEM 1. LEGAL PROCEEDINGS:

There are no legal matters pending that would have a material adverse effect upon the Company.

ITEM 2. CHANGES IN SECURITIES:

NONE

ITEM 3. DEFAULTS ON SECURITIES:

The Company is in default of certain covenants with respect to working capital ratios and payments of principal and interest on the following loans:

     U.S.AIR FORCE - Unsecured

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

NONE

ITEM 5. OTHER INFORMATION:

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BOGUE ELECTRIC MANUFACTURING CO.
                                                --------------------------------
                                                         (registrant)


DATED:
      --------------------                      --------------------------------
                                                H.L. Schinman, President & CEO